Form 10-K
period 2007-12-31
MS STRUCTURED SATURNS SERIES 2001-4
filed 2008-03-28
CIK 1141390

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

For the fiscal year ended December 31, 2007


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

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer    X


         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes ___ No     X


         All of the common stock of the registrant is held by Morgan Stanley. As of March 11, 2008, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

             (a) The following documents are filed as part of this Report: None

             (b) Reports on Form 8-K:

See Table Below:


 SATURNS Trust No.:    Closing Date         Payment Dates               Form 8-K Filing Dates (Not Trust
                                                                      Agreement Filings in connection with
                                                                                  Closing Date)

                                                                                   For FY 2007
2001-4                 6/4/01                March 1 and September 1        March 6, 2007 and September 10, 2007


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



         Date:  March 24, 2008

                                                       MS STRUCTURED ASSET CORP.
                                                       (Registrant)



                                                      By:  /s/Madhu Philips
                                                          ----------------------
                                                       Name:   Madhu Philips
                                                       Title:  Vice President

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


                                                     By:      /s/Madhu Philips
                                                        ------------------------
                                                     Name:    Madhu Philips
                                                     Title:   Vice President
                                                     Date:    March 24, 2008

                                                                    Exhibit 31.2
                           COMPLIANCE STATEMENT

                  In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2001-4 for the fiscal year ending December 31, 2007, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that she is a duly elected Vice President of LaSalle Bank National Association and further certifies in her capacity as such as follows:


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


                                              By:      /s/Barbara L. Marik
                                                 -------------------------------
                                              Name:    Barbara L. Marik
                                              Title:   Senior Vice President
                                              Date:    March 20, 2008

                                                                       EXHIBIT A


 SATURNS Trust No.:    Closing Date         Payment Dates               Form 8-K Filing Dates (Not Trust Agreement
                                                                           Filings in connection with Closing Date)

                                                                                          For FY 2007
2001-4                 6/4/01          March 1 and September 1        March 6, 2007 and September 10, 2007